Form 10-K
period 2021-12-31
CNH Equipment Trust 2021-A
filed 2022-03-30
CIK 1844872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-228954-04

CNH EQUIPMENT TRUST 2021-A

(Exact name of issuing entity as specified in its charter)

CIK Number of issuing entity: 0001844872

Commission File Number of depositor: 333-228954

CNH CAPITAL RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

CIK Number of depositor: 0001115252

CNH INDUSTRIAL CAPITAL AMERICA LLC

(Exact name of sponsor as specified in its charter)

CIK Number of sponsor: 0001540092

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

86-6503331 (CNH Equipment Trust 2021-A)

39-1995297 (CNH Capital Receivables LLC)

(I.R.S. Employer Identification No.)

6900 Veterans Boulevard
Burr Ridge, Illinois	60527
(Address of principal executive offices)	(Zip Code)

(630) 887-5451
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S- T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

CNH Equipment Trust 2021-A (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated February 19, 2021 between CNH Capital Receivables LLC (the “Seller”), and Wilmington Trust Company, as trustee. New Holland Credit Company, LLC, (the “Servicer”), is the Servicer under a Sale and Servicing Agreement (the “Sale and Servicing Agreement”) dated as of March 1, 2021 among the Servicer, the Seller and the Trust. The Trust issued $961,690,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 (collectively, the “Class A Notes”) and B (the “Class B Notes” and together with the Class A Notes, the “Notes”), pursuant to an Indenture dated as of March 1, 2021, between the Trust and Citibank, N.A., as indenture trustee. The Class A Notes and the Class B Notes were publicly offered.  The Seller initially retained ownership of the certificates representing the ownership interest in the Trust (the “Certificates”).

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments. Not Applicable.

Item 4.	Mine Safety Disclosures. Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information. None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3.1 to registrant’s Form SF-3 filed on December 21, 2018, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3.2 to registrant’s Form SF-3 filed on December 21, 2018, and incorporated herein by reference).

Exhibit Number	Description

Exhibit 4.1:	Indenture, dated as of March 1, 2021, between CNH Equipment Trust 2021-A and Citibank, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.2:	Trust Agreement, dated as of February 19, 2021, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on March 11, 2021, and incorporated herein by reference).

Exhibit 4.3:	Sale and Servicing Agreement, dated as of March 1, 2021, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2021-A (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.4:	Purchase Agreement, dated as of March 1, 2021, between CNH Capital Receivables LLC and CNH Industrial Capital America LLC (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.5:	Administration Agreement, dated as of March 1, 2021, among New Holland Credit Company, LLC, CNH Equipment Trust 2021-A, Wilmington Trust Company and Citibank, N.A. (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.6:	Asset Representations Review Agreement, dated as of March 1, 2021, among CNH Equipment Trust 2021-A, New Holland Credit Company, LLC and Clayton Fixed Income Services LLC, as asset representations reviewer (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.7:	Memorandum of Understanding, dated as of March 15, 2021, among CNH Industrial Capital America LLC, CNH Capital Receivables LLC, CNH Equipment Trust 2021-A and Citibank, N.A., as indenture trustee (filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.8:	Letter Agreement, dated as of March 15, 2021, among New Holland Credit Company, LLC and Wilmington Trust Company, as trustee (filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 10.1:	Underwriting Agreement, dated as of March 9, 2021, among CNH Capital Receivables LLC, CNH Industrial Capital America LLC, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Rabo Securities USA, Inc. and SG Americas Securities, LLC, as representatives of the several underwriters (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on March 11, 2021, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit Number	Description

Exhibit 33.2:	Management’s Assessment of Compliance (Citibank, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.

(c)	Not applicable.

Item 16.	Form 10-K Summary. None.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligor Financial Information.

No obligor relating to the pool assets held by the issuing entity is a “significant obligor” as that term is defined in Regulation AB.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments.

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB. Legal Proceedings.

The registrant knows of no material pending legal proceedings or material legal proceedings contemplated by governmental authorities against any of the parties or property for which Item 1117 of Regulation AB would require disclosure.

Item 1119 of Regulation AB. Affiliates and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119 because such information has been previously provided as permitted by the Instructions to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”), as Servicer, and Citibank, N.A. (“Citibank”) , as Indenture Trustee, (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which for Citi are all servicing criteria set forth in Item 1122(d), except for Items 1122(d)(1)(i)-1122(d)(1)(v), 1122(d)(2)(iii), 1122(d)(2)(vi)-1122(d)(2)(vii), 1122(d)(3)(i) and 1122(d)(4)(i)-1122(d)(4)(xv), and which for NHCC are all servicing criteria set forth in Item 1122(d), except for Items 1122 (d)(1)(iii), 1122 (d)(1)(iv), 1122 (d)(2)(ii), 1122 (d)(2)(iii), 1122 (d)(2)(vi), 1122 (d)(4)(x), 1122 (d)(4)(xi), 1122 (d)(4)(xii), 1122 (d)(4)(xiii), and 1122 (d)(4)(xv). The Report on Assessment provided by NHCC and the Report on Assessment provided by Citibank are dated as of March 23, 2022 and February 23, 2022, respectively, and as of and for a period consisting of the twelve months ended December 31, 2021. Each Report on Assessment is attached as an exhibit to this Form 10-K.

In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

None of the Reports on Assessment or the related Attestation Reports have identified any material instances of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant.  In addition, neither the Report on Assessment provided by NHCC nor the related Attestation Report have identified any material deficiency in NHCC’s policies and procedures to monitor vendor compliance.

Item 1123 of Regulation AB. Servicer Compliance Statement.

A Servicer Compliance Statement from an officer of New Holland Credit Company, LLC is included as an exhibit to this Report.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3.1 to registrant’s Form SF-3 filed on December 21, 2018, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3.2 to registrant’s Form SF-3 filed on December 21, 2018, and incorporated herein by reference).

Exhibit 4.1:	Indenture, dated as of March 1, 2021, between CNH Equipment Trust 2021-A and Citibank, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.2:	Trust Agreement, dated as of February 19, 2021, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on March 11, 2021, and incorporated herein by reference).

Exhibit 4.3:	Sale and Servicing Agreement, dated as of March 1, 2021, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2021-A (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.4:	Purchase Agreement, dated as of March 1, 2021, between CNH Capital Receivables LLC and CNH Industrial Capital America LLC (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.5:	Administration Agreement, dated as of March 1, 2021, among New Holland Credit Company, LLC, CNH Equipment Trust 2021-A, Wilmington Trust Company and Citibank, N.A. (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.6:	Asset Representations Review Agreement, dated as of March 1, 2021, among CNH Equipment Trust 2021-A, New Holland Credit Company, LLC and Clayton Fixed Income Services LLC, as asset representations reviewer (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.7:	Memorandum of Understanding, dated as of March 15, 2021, among CNH Industrial Capital America LLC, CNH Capital Receivables LLC, CNH Equipment Trust 2021-A and Citibank, N.A., as indenture trustee (filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.8:	Letter Agreement, dated as of March 15, 2021, among New Holland Credit Company, LLC and Wilmington Trust Company, as trustee (filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit Number	Description

Exhibit 10.1:	Underwriting Agreement, dated as of March 9, 2021, among CNH Capital Receivables LLC, CNH Industrial Capital America LLC, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Rabo Securities USA, Inc. and SG Americas Securities, LLC, as representatives of the several underwriters (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on March 11, 2021, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit 33.2:	Management’s Assessment of Compliance (Citibank, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022

CNH EQUIPMENT TRUST 2021-A

By:	New Holland Credit Company, LLC, as Servicer

By:	/s/ Douglas MacLeod
Name:	Douglas MacLeod
Title:	President (senior officer in charge of the servicing function)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to securityholders and the registrant does not intend to furnish such report or proxy materials to securityholders subsequent to the filing of this Annual Report on Form 10-K.