Form 10-K
period 2024-12-31
CNH Equipment Trust 2021-A
filed 2025-03-24
CIK 1844872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 1C.	Cybersecurity.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments. Not Applicable.

Item 4.	Mine Safety Disclosures. Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information. None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3.1 to registrant’s Form SF-3 filed on February 24, 2022, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3.2 to registrant’s Form SF-3 filed on February 24, 2022, and incorporated herein by reference).

Exhibit Number	Description

Exhibit 4.1:	Indenture, dated as of March 1, 2021, between CNH Equipment Trust 2021-A and Citibank, N.A. (Filed as Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.2:	Trust Agreement, dated as of February 19, 2021, among CNH Capital Receivables LLC and Wilmington Trust Company, as trustee (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on March 11, 2021, and incorporated herein by reference).

Exhibit 4.3:	Sale and Servicing Agreement, dated as of March 1, 2021, among CNH Capital Receivables LLC, New Holland Credit Company, LLC and CNH Equipment Trust 2021-A (Filed as Exhibit 4.2 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.4:	Purchase Agreement, dated as of March 1, 2021, between CNH Capital Receivables LLC and CNH Industrial Capital America LLC (Filed as Exhibit 4.3 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.5:	Administration Agreement, dated as of March 1, 2021, among New Holland Credit Company, LLC, CNH Equipment Trust 2021-A, Wilmington Trust Company and Citibank, N.A. (Filed as Exhibit 4.4 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.6:	Asset Representations Review Agreement, dated as of March 1, 2021, among CNH Equipment Trust 2021-A, New Holland Credit Company, LLC and Clayton Fixed Income Services LLC, as asset representations reviewer (Filed as Exhibit 4.5 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.7:	Memorandum of Understanding, dated as of March 15, 2021, among CNH Industrial Capital America LLC, CNH Capital Receivables LLC, CNH Equipment Trust 2021-A and Citibank, N.A., as indenture trustee (filed as Exhibit 4.6 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 4.8:	Letter Agreement, dated as of March 15, 2021, among New Holland Credit Company, LLC and Wilmington Trust Company, as trustee (filed as Exhibit 4.7 of the Trust’s Current Report on Form 8-K filed on March 15, 2021, and incorporated herein by reference).

Exhibit 10.1:	Underwriting Agreement, dated as of March 9, 2021, among CNH Capital Receivables LLC, CNH Industrial Capital America LLC, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Rabo Securities USA, Inc. and SG Americas Securities, LLC, as representatives of the several underwriters (Filed as Exhibit 1.1 of the Trust’s Current Report on Form 8-K filed on March 11, 2021, and incorporated herein by reference).

Exhibit 31.1:	Section 302 Certification.

Exhibit 33.1:	Certification Regarding Compliance with Applicable Servicing Criteria (New Holland Credit Company, LLC).

Exhibit Number	Description

Exhibit 33.2:	Management’s Assessment of Compliance (Citibank, N.A.).

Exhibit 34.1:	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2:	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1:	Servicing Compliance Statement of New Holland Credit Company, LLC.

(c)	Not applicable.

Item 16.	Form 10-K Summary. None.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”), as Servicer, and Citibank, N.A. (“Citibank”) , as Indenture Trustee, (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which for Citi are all servicing criteria set forth in Item 1122(d), except for Items 1122(d)(1)(i)-1122(d)(1)(v), 1122(d)(2)(iii), 1122(d)(2)(vi)-1122(d)(2)(vii), 1122(d)(3)(i) and 1122(d)(4)(i)-1122(d)(4)(xv), and which for NHCC are all servicing criteria set forth in Item 1122(d), except for Items 1122 (d)(1)(iii), 1122 (d)(1)(iv), 1122 (d)(2)(ii), 1122 (d)(2)(iii), 1122 (d)(2)(vi), 1122 (d)(4)(x), 1122 (d)(4)(xi), 1122 (d)(4)(xii), 1122 (d)(4)(xiii), and 1122 (d)(4)(xv). The Report on Assessment provided by NHCC and the Report on Assessment provided by Citibank are dated as of March 24, 2025 and February 28, 2025, respectively, and as of and for a period consisting of the twelve months ended December 31, 2024. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

March 24, 2025

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